Form 10-Q
period 2012-03-31
PyroTec, Inc.
filed 2012-05-15
CIK 1534731

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-54547

PyroTec, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

45-3743269
(I.R.S. Employer Identification Number)

125-E Wappoo Creek Drive, Suite 202A, Charleston, South Carolina 29412
Address of Principal Executive Offices
Zip Code

(800) PYRO-TEC
Registrant’s Telephone Number, Including Area Code:

1840 Gateway Drive, Suite 200, Foster City, California 94404
Former Address of Principal Executive Offices

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 24,850,000 shares of common stock, par value $.0001 per share, outstanding as of May 14, 2012.

Transitional Small Business Disclosure Format (Check one):       Yes ☐       No ☒

PYROTEC, INC.

- INDEX -

PART - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PYROTEC, INC.
(A Development Stage Company)
BALANCE SHEETS

March 31, 2012

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$200

TOTAL ASSETS	200

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES
Accrued expenses	--

TOTAL LIABILITIES	--

STOCKHOLDER’S EQUITY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding at March 31, 2012	500
Additional paid-in capital	2,530

Deficit accumulated during the development stage	(2,830)

TOTAL STOCKHOLDER’S EQUITY	200

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$200

See notes to unaudited financial statements.

PYROTEC, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

		For the Cumulative
		Period from
		Inception
		(October 21, 2011)
	3 Months Ended	through
	March 31, 2012	March 31, 2012

Revenues	$-	$-

Operating Expenses
General and administrative	$1,030	$2,830

Net Operating Expenses	1,030	2,830

Net Loss	$(1,030)	$(2,830)

Basic earnings (loss) per share—Basic and Diluted	(0.00)	(0.00)

Weighted average number of common shares outstanding	5,000,000	5,000,000

See notes to unaudited financial statements.

PYROTEC, INC.
(A Development Stage Company)

Statement of Stockholder’s Equity
For the Period from Inception (October 21, 2011) to March 31, 2012

	Common Stock
	Shares	Amount	APIC	Deficit	Total
Balance Prior to Inception	-	$-	$-	$-	$-

Issuance of Common Stock -Founders for cash	5,000,000	500	1,500	-	2,000

Net Loss	-	-	-	(1,800)	(1,800)

Balance December 31, 2011	5,000,000	500	1,500	(1,800)	200

Net Loss	-	-		(1,030)	(1.030)

Forgiven Shareholder Advance	-	-	1,030	-	1,030

Balance at March 31, 2012	5,000,000	$500	$2,530	$(2,830)	$200

See notes to unaudited financial statements.

PYROTEC, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

		For the
		Cumulative
		Period from
		Inception
	Three	(October 21, 2011)
	Months Ended	through
	March 31, 2012	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,030)	$(2,830)
Increase (decrease) in accounts payable	-	-
Net cash used in operating activities	(1,030)	$(2,830)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	2,000
Shareholder Advances	1,030	1,030
Net cash provided by financing activities	1,030	3,030

NET INCREASE IN CASH AND CASH EQUIVALENTS	200	200

Cash and cash equivalents at beginning of period	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$200	$200

See notes to unaudited financial statements.

PYROTEC, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE 1	-	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)            Organization and Business:

PyroTec, Inc. (“the Company”) was incorporated in the state of Delaware on October 21, 2011 for the purpose of raising capital that is intended to be used in connection with its business plan which may include a possible merger, acquisition or other business combination with an operating business.

The Company is currently in the development stage. All activities of the Company to date relate to its organization, initial funding and share issuances.

(b)            Basis of Presentation

The accompanying Interim Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulations S-K.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included.  All such adjustments are of a normal recurring nature. The financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Registration Statement on Form 10. The March 31, 2012 consolidated financial statements presented herein may not be indicative of the results of the Company for the year ending September 30, 2012.

(c)            Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $2,830, used cash from operations of $2,830 since its inception, and has only $200 working capital at March 31, 2012. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

PYROTEC, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

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

March 31, 2012
Gross deferred tax assets	$540
Valuation allowance	(540)
Net deferred tax asset	$—

As of March 31, 2012 all of the federal net operating loss carry forwards expire in the tax year 2030.

Federal tax laws impose significant restrictions on the utilization of net operating loss carry forwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carry forwards and research and development credits may be subject to the above limitations.

 The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of both the date of adoption and as of March 31, 2012 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.  The Company is subject to federal and state examinations for the year 2008 forward. There are no tax examinations currently in progress.

NOTE 3	-	RECENT ACCOUNTING PRONOUNCEMENTS:

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

PYROTEC, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE 4	-	SUBSEQUENT EVENTS

On May 3, 2012, World Venture Group, Inc. (“Purchaser”) agreed to acquire 23,350,000 shares of the Company’s common stock par value $0.0001 for a price of $0.0001 per share.  At the same time, Accelerated Venture Partners, LLC agreed to tender 3,500,000 of their 5,000,000 shares of the Company’s common stock par value $0.0001 for cancellation.  Following these transactions, World Venture Group, Inc., owned 94% of the Company’s 24,850,000, issued and outstanding shares of common stock par value $0.0001 and the interest of Accelerated Venture Partners, LLC was reduced to approximately 6% of the total issued and outstanding shares.  Simultaneously to the purchase, the Board appointed and elected P. Desmond Brunton as President, Chief Executive Officer, Secretary, Treasurer and Director of the Company and Timothy Neher submitted his resignation as President, Secretary, Treasurer, and Director of the Company.

The Purchaser used their working capital to acquire the Shares. The Purchaser did not borrow any funds to acquire the Shares.

Prior to the purchase of the shares, the Purchaser was not affiliated with the Company. However, the Purchaser will be deemed an affiliate of the Company after the share purchase as a result of their stock ownership interest in the Company.

The purchase of the shares by the Purchaser was completed pursuant to written Subscription Agreements with the Company.  The purchase was not subject to any other terms and conditions other than the sale of the shares in exchange for the cash payment.

Concurrent with the sale of the shares, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware in order to change its name to “PyroTec, Inc.”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PyroTec, Inc. (“we”, “our”, “us” or the “Company”) was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Results of Operations

For the three months ended March 31, 2012, the Company had no revenues and incurred $1,030 general and administrative expenses.  There is no comparable data for the prior fiscal year.

For the period from inception (October 21, 2011) through March 31, 2012, the Company had no activities that produced revenues from operations and had a net loss of $(2,830), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in November 2011 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of March 31, 2012, the Company had assets equal to $200 and had no current liabilities.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (October 21, 2011) through March 31, 2012

Operating activities	$(2,830)
Investing activities	-
Financing activities	$3,030

Net effect on cash	$200

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

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

Dated: May 15, 2012
PYROTEC, INC.

	By:	/s/ P. Desmond Brunton
P. Desmond Brunton
President

EXHIBIT INDEX

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

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